Form 10-Q
period 2013-09-30
Petrus Resources Corp
filed 2014-05-01
CIK 1530244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

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

PETRUS RESOURCES CORPORATION.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

The Financial Statements of the Company required to be filed with this Quarterly Report on Form 10-Q were prepared by management and commence on the following page, together with related Notes.  In the opinion of management, these Financial Statements fairly present the financial condition of the Company, but should be read in conjunction with the Financial Statements of the Company for the year ended December 31, 2012 previously filed in a 10K with the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the three months ended September 30, 2013 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2013.

PETRUS RESOURCES CORPORATION
 (A Development Stage Company)

FINANCIAL STATEMENTS
September 30, 2013

Petrus Resources Corporation
(A Development Stage Company)
Balance Sheets

	September 30, 2013 (unaudited)	December 31, 2012 (audited)
ASSETS

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$750	$750
Related party payable	4,129	4,129
Total current liabilities	4,879	4,879

Stockholder’s deficit
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 8,000,000 shares issued and outstanding	800	800
Additional paid in capital	-	-
Deficit accumulated during the development stage	(5,679)	(5,679)
Total stockholder’s deficit	(4,879)	(4,879)

Total liabilities and stockholder’s deficit	$-	$-

See accompanying notes to unaudited financial statements.

Petrus Resources Corporation
(A Development Stage Company)
Statements of Operations (unaudited)

	Three months ended September 30,		Nine months ended September 30,		Period of March 2, 2011 (Inception) to September 30,
	2013	2012	2013	2012	2013
Revenues	$-	$-	$-	$-	$-

Operating expenses
General and administrative	-	950	-	1,150	5,679
Total operating expenses	-	950	-	1,150	5,679

Net loss	$-	$(950)	$-	$(1,150)	$(5,679)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average shares outstanding	8,000,000	8,000,000	8,000,000	8,000,000

See accompanying notes to unaudited financial statements.

Petrus Resources Corporation
(A Development Stage Company)
Statements of Cash Flows (unaudited)

	Nine months ended September 30,		Period of March 2, 2011 (Inception) to September 30,
	2013	2012	2013
Cash flows from operating activities
Net loss	$-	$(1,150)	$(5,679)
Changes in operating liability:
Accounts payable	-	750	750
Related party payable	-	400	4,929
Net cash used in operating activities	-	-	-

Cash flows from investing activities	-	-	-

Net cash provided by financing activities	-	-	-

Net change in cash	-	-	-
Cash, beginning of period	-	-	-
Cash, end of period	$-	$-	$-

Supplemental cash flow information
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Supplemental disclosure of non-cash financing activity
Common stock issued as payment of related party payable	$-	$-	$800

See accompanying notes to unaudited financial statements.

 PETRUS RESOURCES CORPORATION
Notes to Financial Statements
September 30, 2013

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of September 30, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 audited financial statements.  The results of operations for the periods ended September 30, 2013 and 2012 are not necessarily indicative of the operating results for the full years.

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

Results of Operations

We have had no operating revenues since our inception on March 2, 2011 through September 30, 2013, and have incurred operating expenses in the amount of $5,679 for the same period. Our activities have been primarily financed from the proceeds of share subscriptions and loans.

For the three months ended September 30, 2013, professional fees expenses were $0, compared to $200 for the three months ended September 30, 2013.

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