Form 10-K
period 2013-12-31
Petrus Resources Corp
filed 2014-05-01
CIK 1530244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

The number of shares outstanding of the issuer’s common stock, $.0001 par value, as of December 31, 2013 was 8,000,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

PETRUS RESOURCES CORPORATION.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

As of December 31, 2013, there were no outstanding or unresolved staff comments on the company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the “Reporting Persons”) to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended December 31, 2013 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

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

Miguel Dotres is our sole officer and director.  Mr. Dotres does not receive any regular compensation for his services rendered on our behalf. Mr. Dotres did not receive any compensation during the years ended December 31, 2013 and 2012.  No officer or director is required to make any specific amount or percentage of his business time available to us.   To date Mr. Dotres has spent a nominal amount of time providing services for the corporation and therefore no compensation is required.

Director Compensation

We do not currently pay any cash fees to our sole director, nor do we pay director’s expenses in attending board meetings.

Employment Agreements

We are not a party to any employment agreements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of December 31, 2013 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer, director, each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and directors as a group.

Name of Beneficial Owner of Shares	Class	Shares	Percent of Class

Miguel Dotres	Common Stock	8,000,000	80.0%

Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of December 31, 2013 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.
We currently do not maintain any equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

As of December 31, 2013, our Board of Directors consists solely of Miguel Dotres. He is not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.

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

Audit-Related Fees

The aggregate fees billed by Messineo & Co., CPAs, LLC for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $2,500 for 2013 and 2012.

Audit-Related Fees

There were no fees billed by Messineo & Co., CPAs, LLC for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the fiscal years ended December 31, 2013 and 2012, respectively.

Tax Fees

The aggregate fees billed by Messineo & Co., CPAs, LLC for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended December 31, 2013 and 2012, respectively.

There were no fees billed by Messineo & Co., CPAs, LLC for other products and services for the fiscal years ended December 31, 2013 and 2012, respectively.

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

3. Exhibits Incorporated by Reference or Filed with this Report.

Exhibit No.	Description

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Exhibit

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders:
Petrus Resources Corporation

We have audited the balance sheets of Petrus Resources Corporation (a development stage company) as of December 31, 2013 and 2012 and the related statement of operation, changes in stockholder’s deficit, and cash flows for the years then ended and for the periods March 2, 2011 (date of inception) through December 31, 2013. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on my audits.

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

In our opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Petrus Resources Corporation (a development stage company) as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended and for the period March 2, 2011 (date of inception) through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has no revenues from operation, has not emerged from the development stage, and is requiring traditional financing or equity funding to implement its business plan, or merge with an operating company.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Further information and management’s plans in regard to this uncertainty were also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Messineo & Co, CPAs, LLC
Messineo & Co, CPAs, LLC
Clearwater, Florida
February 6, 2013

Petrus Resources Corporation
(A Development Stage Company)
Balance Sheets

	December 31,
	2013	2012
ASSETS

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$750	$750
Related party payable	4,129	4,129
Total current liabilities	4,879	4,879

Stockholders' deficit
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 8,000,000 shares issued and outstanding	800	800
Additional paid in capital	-	-
Deficit accumulated during the development stage	(5,679)	(5,679)
Total stockholders' deficit	(4,879)	(4,879)

Total liabilities and stockholders' deficit	$-	$-

See accompanying notes to financial statements.

Petrus Resources Corporation
(A Development Stage Company)
Statements of Operations

	Year ended December 31,		Period of March 2, 2011 (Inception) to
	2013	2012	December 31, 2013
Revenues	$-	$-	$-

Operating expenses
General and administrative	-	1,150	5,679
Total operating expenses	-	1,150	5,679

Net loss	$-	$(1,150)	$(5,679)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average shares outstanding	8,000,000	8,000,000

See accompanying notes to financial statements.

Petrus Resources Corporation
(A Development Stage Company)
Statement of Changes in Stockholder’s Equity (Deficit)

	Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, March 2, 2011 (Inception)	-	$ -		$-	$-	$-	$-

Common stock issued as payment for related party payable	-		8,000,000	800	-	-	$800

Net loss, period ending December 31, 2011	-			-	-	(4,529)	(4,529)

Balance, December 31, 2011	-		8,000,000	800	-	(4,529)	(3,729)

Net loss, year ending December 31, 2012	-			-	-	(1,150)	(1,150)

Balance, December 31, 2012	-	$ -	8,000,000	$800	$-	$(5,679)	$(4,879)

Net loss, year ending December 31, 2013
Balance, December 31, 2013	-	$ -	8,000,000	$800	$-	$(5,679)	$(4,879)

See accompanying notes to financial statements.

Petrus Resources Corporation
(A Development Stage Company)
Statements of Cash Flows

			Period of March 2, 2011
	Year ended December 31,		(Inception) to December 31, 2013
	2013	2012
Cash flows from operating activities
Net loss	$-	$(1,150)	$(5,679)
Changes in operating liability:
Accounts payable	-	750	750
Proceeds from related party payable	-	400	4,929
Net cash used in operating activities	-	-	-

Cash flows from investing activities	-	-	-

Cash flows from financing activities	-	-	-

Net change in cash	-	-	-
Cash, beginning of period	-	-	-
Cash, end of period	$-	$-	$-

Supplemental cash flow information
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Supplemental disclosure of non-cash financing activity
Common stock issued as payment of related party payable	$-	$-	$800

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2013 or 2012.

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2013 and 2012.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at December 31, 2013 or 2012. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the periods ended December 31, 2013 or 2012.

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

Note 3 - Stockholders’ Equity

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

There were 8,000,000 shares issued and outstanding as of December 31, 2013 and 2012.

Net loss per common share

Net loss per share is computed using the basic and diluted weighted average number of common shares outstanding during the period.  The weighted-average number of common shares outstanding during each period is used to compute basic loss per share.  Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding unless common stock equivalent shares are anti-dilutive.  Dilutive potential common shares are additional common shares assumed to be exercised. Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the years ended December 31, 2013 or 2012.

PETRUS RESOURCES CORPORATION
(A Development Stage Company)
Notes to Financial Statements
December 31, 2012 and 2011

Note 4 - Income Taxes

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Under ACS 740 “Income Taxes,” when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended December 31, 2013 or 2012 applicable under ACS 740.  As a result of the adoption of ACS 740, we did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.

The component of the Company’s deferred tax asset as of December 31, 2013 and 2012 are as follows:

	December 31, 2013	December 31, 2012
Net operating loss carry forward	$5,679	$5,679
Valuation allowance	(5,679)	(5,679)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the 35% statutory rate to the income tax recorded is as follows:

	December 31, 2013	December 31, 2012
Net operating loss carry forward	$1,988	$1,988
Valuation allowance	(1,988)	(1,988)
Net deferred tax asset	$-	$-

The Company did not pay any income taxes during the periods ended December 31, 2013 or 2012.

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
(A Development Stage Company)
Notes to Financial Statements
December 31, 2012 and 2011

 Note 5 - Related Party Transactions (continued)

At inception on March 2, 2011, the Company issued 8,000,000 common shares valued at par to our sole officer and director as a partial repayment for expenses paid on behalf of the company. Related party advances totaled $0 and $400 during the years ended December 31, 2013 and 2012. These advances carry no interest, are due on demand and as such are included in current liabilities. Imputed interest has been considered, but was determined to be immaterial to the financial statements as a whole.

Note 6 - Warrants and Options

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company

Note 7 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date of this filing and determined there are no events to disclose.