Form 10-Q
period 2014-03-31
Petrus Resources Corp
filed 2014-05-20
CIK 1530244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [] . No [X]    .

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 19, 2014 the registrant had 8,000,000 issued and outstanding shares of common stock.

PETRUS RESOURCES CORPORATION.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

The Financial Statements of the Company required to be filed with this Quarterly Report on Form 10-Q were prepared by management and commence on the following page, together with related Notes.  In the opinion of management, these Financial Statements fairly present the financial condition of the Company, but should be read in conjunction with the Financial Statements of the Company for the year ended December 31, 2013 previously filed in a 10K with the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the three months ended March 31, 2014 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2014.

PETRUS RESOURCES CORPORATION
 (A Development Stage Company)

FINANCIAL STATEMENTS
March 31, 2014

Petrus Resources Corporation
(A Development Stage Company)
Balance Sheets

	March 31, 2014 (unaudited)	December 31, 2013 (audited)
ASSETS

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$600	$750
Related party payable	6,629	4,129
Total current liabilities	7,229	4,879

Stockholder’s deficit
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 8,000,000 shares issued and outstanding	800	800
Additional paid in capital	-	-
Deficit accumulated during the development stage	(8,029)	(5,679)
Total stockholder’s deficit	(7,229)	(4,879)

Total liabilities and stockholder’s deficit	$-	$-

See accompanying notes to unaudited financial statements.

Petrus Resources Corporation
(A Development Stage Company)
Statements of Operations (unaudited)

	Three months ended March 31,		Period of March 2, 2011 (Inception) to March 31, 2014
	2014	2013
Revenues	$-	$-	$-

Operating expenses
General and administrative	2,350	200	8,029
Total operating expenses	2,350	200	8,029

Net loss	$(2,350)	$(200)	$(8,029)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average shares outstanding	8,000,000	8,000,000

See accompanying notes to unaudited financial statements.

Petrus Resources Corporation
(A Development Stage Company)
Statements of Cash Flows (unaudited)

	Three months ended March 31,		Period of March 2, 2011 (Inception) to March 31, 2014
	2014	2013
Cash flows from operating activities
Net loss	$(2,350)	$(200)	$(8,029)
Changes in operating liability:
Accounts payable	(150)	-	600
Related party payable	2,500	200	7,429
Net cash used in operating activities	-	-	-

Cash flows from investing activities	-	-	-

Net cash provided by financing activities	-	-	-

Net change in cash	-	-	-
Cash, beginning of period	-	-	-
Cash, end of period	$-	$-	$-

Supplemental cash flow information
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Supplemental disclosure of non-cash financing activity
Common stock issued as payment of related party payable	$-	$-	$800

See accompanying notes to unaudited financial statements.

 PETRUS RESOURCES CORPORATION
Notes to Financial Statements
March 31, 2013

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of March 31, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 audited financial statements.  The results of operations for the periods ended March 31, 2014 and 2013 are not necessarily indicative of the operating results for the full years.

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

Results of Operations

We have had no operating revenues since our inception on March 2, 2011 through March 31, 2014, and have incurred operating expenses in the amount of $8,029 for the same period. Our activities have been primarily financed from the proceeds of share subscriptions and loans.

For the three months ended March 31, 2014, professional fees and filing expenses were $2,350, compared to $200 for the three months ended March 31, 2013.

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

Petrus Resources Corporation

Date: May 20, 2014	By: /s/ Miguel Dotres
President, CEO, and Director