Form 10-K
period 2014-12-31
Petrus Resources Corp
filed 2015-08-24
CIK 1530244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

Petrus Resources Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	27-0625383
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

15321 NW 60th Ave Suite 109 Miami Lakes, FL 33014
(Address of Principal Executive Offices)

Registrant's telephone number, including area code: (954) 362-7598

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.0001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐    . No  ☐   .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐     . No ☐     .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     . No ☑  .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	.	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	.	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  . No ☑

For the year ended December 31, 2013, the issuer had no revenues.

As of December 31, 2013, there was no trading market for the issuer's common stock, $.0001 par value.

The number of shares outstanding of the issuer's common stock, $.0001 par value, as of December 31, 2014 was 9,000,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

PETRUS RESOURCES CORPORATION.
Form 10-K Annual Report

FORWARD LOOKING STATEMENT INFORMATION

Certain statements made in this Annual Report on Form 10-K are "forward-looking statements" regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors". We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms "we", "our", "us", or any derivative thereof, as used herein refer to Petrus Resources Corporation.

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

The Company's financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has a negative current ratio and Company has incurred an accumulated deficit from inception.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company was formed by Rory O'Dare, the initial director, for the purpose of creating a Corporation which could be used to consummate a merger or acquisition Mr. O'Dare served as President, Secretary, Treasurer and Director.

Mr. O'Dare, the original President and Director, elected to commence implementation of the Company's principal business purpose, described below under "Plan of Operation". As such, the Company can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. On November 8, 2013, Mr. O'Dare appointed Miguel Dotres as the sole officer and director of the corporation and transferred his stock to him. On October 1, 2014 Mrs. Stefanie E. Wheeler the secretary of the company resigned. On October 2, 2014, Mrs. Arlette Bransfield was appointed as the new secretary of the company.

Number of Total Employees and Number of Full Time Employees

Petrus Resources Corporation is currently in the development stage. During this development period, we plan to rely exclusively on the services of our officers and directors to establish business operations and perform or supervise the minimal services required at this time. We believe that our operations are currently on a small scale and manageable by us. There are no full or part-time employees. The responsibilities are mainly administrative at this time, as our operations are minimal.

ITEM 1A. RISK FACTORS.

LACK OF BLANK CHECK EXPERIENCE MAY LIMIT BUSINESS COMBINATIONS OR RESULT IN POOR ANALYSIS. Our officer has not served as an officer or director of a development stage company with the business purpose of acquiring a target business.  His inexperience may affect his ability to adequately evaluate and successfully consummate a business combination.

RULE 419 LIMITATIONS MAY LIMIT BUSINESS COMBINATIONS. Rule 419 generally requires that the securities to be issued and the funds received in a blank check offering be deposited and held in an escrow account until an acquisition meeting specified criteria is completed. Before the acquisition can be completed and before the funds and securities can be released, the issuer in a blank check offering is required to update its registration statement with a post-effective amendment. After the effective dat                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                  of any such post-effective amendment, we are required to furnish investors with the prospectus produced thereby containing information, including audited financial statements, regarding the proposed acquisition candidate and its business. Investors must be given no fewer than 20 and no more than 45 business days from the effective date of the post-effective amendment to decide to remain investors or require the return of their investment funds. Any investor not making a decision within said period is automatically to receive a return of his investment funds.

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

CONFLICTS OF INTEREST – MAY RESULT IN A LOSS OF BUSINESS. Our officer and director may in the future participate in other business ventures which compete directly with us. Additional conflicts of interest and non-arm's length transactions may also arise in the future in the event our officer and directors is involved in the management of any firm with which we transact business. The Company's Board of Directors has adopted a resolution which prohibits us from completing a merger with, or acquisition of, any entity in which our management serve as officer, director or partner, or in which he or his family members own or hold any ownership interest. We are not aware of any circumstances under which this policy could be changed while current management is in control of the Company. Joshua Sisk our sole officer and director is as of the date of this report is not participating in any other blank check business ventures. The sole officer and director will have absolute control over all matters requiring stockholder approval. See "DIRECTORS, EXECUTIVE OFFICERS"

REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE ACQUISITION. Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act"), requires companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the 1934 Act are applicable.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

As of December 31, 2014, there were no outstanding or unresolved staff comments on the company.

ITEM 2. PROPERTIES.

We use a corporate office located at 15321 NW 60th St Suite 109 Miami Lakes, FL 33014. Office space, utilities and storage are currently being provided free of charge at the present time at this address. There are currently no proposed programs for the renovation, improvement or development of the facilities currently in use.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information. As of August 20, 2015 our Common Stock is not trading on any public trading market or stock exchange. No assurance can be given that any market for our Common Stock will ever develop.

(b) Holders. As of August 20, 2015, there are 2 record holder of all of our issued and outstanding shares of Common Stock.

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

ITEM 6. SELECTED FINANCIAL DATA.

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we are not required to provide the information required by this item.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We have no full time employees. Mr. Dotres and Mrs. Brandsfield have agreed to allocate a portion of their time to our activities, without compensation. We anticipate that our plan can be implemented by our officers devoting approximately 10 to 30 hours per month to the business affairs and consequently, conflicts of interest may arise with respect to the limited time commitment by such officers.

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

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of December 31, 2014.

Off-Balance Sheet Arrangements

As of December 31, 2014, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

None.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our president and chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Exchange Act Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, the president and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2014, our internal control over financial reporting is not effective based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report."

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

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of December 31, 2012:

Name	Age	Position	Period of Service(1)

Rory O'Dare(3)	57	President, Secretary, Treasurer, Chief Executive Office, Chief Financial Officer, Chief Accounting Officer, and Director	Inception – November 8, 2013

Miguel Dotres(1) (2)	43	President, Treasurer, Chief Executive Office, Chief Financial Officer, Chief Accounting Officer, and Director	November 8, 2013-Current

Stefanie E. Wheeler (4)	60	Secretary	May 15, 2014 –October 1, 2014

Arlette Bransfield (5)	24	Secretary	October 2, 2014 – Current

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

(3) Mr. O'Dare our initial director, served as President, Secretary, Treasurer and Director until he resigned on July 1, 2013.

(4) Mrs.  Wheeler, served as Secretary until she resigned on October 1, 2014

(5) Arlette Bransfield has outside interests and obligations to other than Petrus Resources Corporation. She intends to spend approximately 10 to 30 hours per month on our business affairs.

BACKGROUND OF DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Miguel Dotres, Sole Officer and Director age 43

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

Mr. Dotres became the officer and director of OICco Acquisition I, Inc. on January 14, 2013.   That entity had previously closed it offering and filed an 8k thereon.   Since his appointment Mr. Dotres has brought the annual and quarterly 34 Act filings up to date.  Mr. Dotres has identified another company for acquisition and engaged in a share exchange agreement with Champion Pain Care Corp. Champion is not the first acquisition by the Company.  On October 14, 2011, OICco Acquisition I, Inc. ("OICco") entered into an exchange agreement with Imperial Automotive Group, Inc. ("IAG") to exchange 40,000,000 shares of OICco in exchange for 100% of the issued and outstanding shares of Imperial Automotive Group, Inc. At the closing of the Exchange Agreement (which is contingent upon a 80% reconfirmation vote under Rule 419), Imperial Automotive Group, Inc. became a wholly-owned subsidiary of OICco and OICco acquired the business and operations of Imperial Automotive Group, Inc. The Exchange Agreement contains customary representations, warranties, and conditions. Gary Spaniak, Sr., and Gary Spaniak, Jr. were appointed as directors of OICco Acquisition I, Inc. On July 2, 2012, the parties entered into an addendum to the exchange agreement agreeing to exchange an additional 45,000,000 shares of OICco Acquisition I, Inc. in exchange for the Imperial Automotive Group which addendum was terminated on August 20, 2012. The escrow was closed on December 11, 2012 and the funds released to the company and the shares delivered to investors.  In July 2013 upon realizing that the expansion of the business was not viable and there were only minimal assets in IAG, it was negotiated between the owners of IAG and OICco I that IAG would remain as a wholly owned subsidiary but that the initial consideration given in the acquisition transaction should be returned and that the owners of IAG would be separately compensated with a smaller amount of stock.

On July 1, 2013 Mr. Dotres became officer and director of OICco Acquisition IV Inc.  On April 11, 2014 OICco Acquisition IV, Inc. entered into that certain Share Exchange Agreement and Plan of Reorganization (the "Agreement") with VapAria Solutions, Inc., a Minnesota corporation formerly known as VapAria Corporation ("VapAria") and the shareholders of VapAria (the "VapAria Shareholders") pursuant to which agreed to acquire 100% of the outstanding capital stock of VapAria from the VapAria Shareholders in exchange for certain shares of our capital stock. On July 31, 2014 all conditions precedent to the closing were satisfied, including the reconfirmation by the investors of the prior purchase of 1,000,000 shares of our common stock pursuant to the requirements of Rule 419 of the Securities Act of 1933, as amended (the "Securities Act"), and the transaction closed.

At closing, OICco Acquisition IV Inc. issued the VapAria Shareholders 36,000,000 shares of common stock and 500,000 shares of 10% Series A Convertible Preferred Stock in exchange for the common stock and preferred stock owned by the VapAria Shareholders. The VapAria Shareholders were either accredited or sophisticated investors who had access to information concerning our company. The issuances were exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(a)(2) of that act.

 As a result of the closing of this transaction, VapAria is now a wholly owned subsidiary of our Company and its business and operations represent those of our Company. Information regarding VapAria's business and operations, together with its financial statements, are included in the Post-Effective Amendment No. 4 to our Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on June 30, 2014 (the "Post-Effective Amendment").

On April 11, 2014 OICco Acquisition IV, Inc. entered into that certain Share Exchange Agreement and Plan of Reorganization (the "Agreement") with VapAria Solutions, Inc., a Minnesota corporation formerly known as VapAria Corporation ("VapAria") and the shareholders of VapAria (the "VapAria Shareholders") pursuant to which we agreed to acquire 100% of the outstanding capital stock of VapAria from the VapAria Shareholders in exchange for certain shares of our capital stock. On July 31, 2014 all conditions precedent to the closing were satisfied, including the reconfirmation by the investors of the prior purchase of 1,000,000 shares of our common stock pursuant to the requirements of Rule 419 of the Securities Act of 1933, as amended (the "Securities Act"), and the transaction closed.

On May 28, 2014, Mr. Miguel Dotres was appointed as the sole officer and director of NAS Acquisition Inc. NAS Acquisition Inc., is an effective Blank Check company. On March 9, 2015, NAS Acquisition, Inc., entered into a Share Exchange Agreement and Plan of Reorganization with On The Move Corporation, ("OTM"), a private company incorporated in Florida.

Arlette Bransfield, Secretary of the Corporation, age 24

From May 2008 to August 2011 Bransfield was responsible as the office administrator of Mark's Dumpters Services, Inc., a dumpster rental company located in SW Florida. In September 2011 to March 2013 Bransfield was responsible as the Controller of MW Dumpster Services, Inc. a dumpster and construction clean up company located in Florida.  Since April 2013, Bransfield has been engaged as Controller at MW Horticulture Recycling, Inc. the company is involved in the processing and recycling organic materials with in house recycling and composting activities.

Stefanie E. Wheeler, Secretary of the Corporation, age 60

From 1987 to 2004 Wheeler was responsible as the Corporate Finance Manger of Siemens Corporation (a US subsidiary of the Siemens AG). Since 2004, Wheeler has been engaged as a business consultant and in 2013 founded Brookline Wheeler Associates Inc., the company is involved in venture platforms that focus on the goal of providing traditional in house activities in and out of the box (A SHARE IN triangle), Technological software application alternative, primarily for companies looking to expand, high potential entrepreneurs, career in transition changers and veterans.  Wheeler currently serves as the Treasurer of Zion St. Mark's Evangelical Lutheran Church in New York City.

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

Mr. O'Dare grew up in Miami and recognized the Latin migration into Florida in the 60's, 70's and 80's.  Understanding growth and commerce early on, motivated him into property development. The recent downturn in 2007 has given him time to direct efforts into other business activity, such as formation of public companies including Puravita Corporation , Cheval Resources Corporation and Mobad Service Corporation , of which are blank check corporations and Mr. O'Dare is the sole shareholder, President, Secretary, Treasurer, Director, CEO and CFO of all three of these entities. Mr. O'Dare is active in his community.  Mr. O'Dare will devote his time equally to all effective blank check registered companies and that blank check companies will be presented to candidates in the order they were declared effective and the candidate will choose.    Mr. O'Dare has not been an officer, director or promoter of any other public companies.

Compensation and Audit Committees

As we only have one board member and given our limited operations, we do not have separate or independent audit or compensation committees. Our Board of Directors has determined that it does not have an "audit committee financial expert," as that term is defined in Item 407(d)(5) of Regulation S-K. In addition, we have not adopted any procedures by which our shareholders may recommend nominees to our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the "Reporting Persons") to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended December 31, 2013 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

Code of Ethics

We have not adopted a Code of Ethics given our limited operations. We expect that our Board of Directors following a merger or other acquisition transaction will adopt a Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION.

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)

Rory O'Dare	2011	-	-	-	-	-	-	-
Rory O'Dare	2012	-	-	-	-	-	-	-
Rory O'Dare	2013	-	-	-	-	-	-	-
Officer and Director

Miguel Dotres	2013	-	-	-	-	-	-	-
Miguel Dotres	2014	-	-	-	-	-	-	-
Officer and Director

Stefanie E. Wheeler Secretary	2014	-	-	-	-	-	-	-

Arlette Bransfield Secretary	2014	-	-	-	-	-	-	-

Miguel Dotres is our sole officer and director.  Mr. Dotres does not receive any regular compensation for his services rendered on our behalf. Mr. Dotres did not receive any compensation during the years ended December 31, 2014 and 2013.  No officer or director is required to make any specific amount or percentage of his business time available to us.   To date Mr. Dotres has spent a nominal amount of time providing services for the corporation and therefore no compensation is required.

Director Compensation

We do not currently pay any cash fees to our director, nor do we pay director's expenses in attending board meetings.

Employment Agreements

We are not a party to any employment agreements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of December 31, 2013 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer, director, each person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and directors as a group.

		Amount of	Percent of Class
Title Of Class	Name, Title and Address of Beneficial Owner of Shares	Beneficial Ownership	Before Offering	After Offering

Common	Miguel Dotres, President, Treasurer and Director	4,500,000	56.00%	0.00%

	Arlette Bransfield, Secretary	3,500,000	44.00%	0.00%

	All Directors and Officers as a group (1)	8,000,000	100.00%	0.00%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

As of December 31, 2014, our Board of Directors consists solely of Miguel Dotres. He is not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.

Various related party transactions are reported throughout the notes to our financial statements and should be considered incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Messineo & Co., CPAs, LLC is our independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Messineo & Co., CPAs, LLC for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $3,500 and $2,500 for 2014 and 2013, respectively.

Audit-Related Fees

There were no fees billed by Messineo & Co., CPAs, LLC for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the fiscal years ended December 31, 2014 and 2013, respectively.

Tax Fees

The aggregate fees billed by Messineo & Co., CPAs, LLC for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended December 31, 2014 and 2013, respectively.

There were no fees billed by Messineo & Co., CPAs, LLC for other products and services for the fiscal years ended December 31, 2014 and 2013, respectively.

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

3. Exhibits Incorporated by Reference or Filed with this Report.

Exhibit No.	Description

31.1*	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*Included herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Petrus Resources Corporation

Date: August 24, 2015

By: /s/ Miguel Dotres
Miguel Dotres, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 24, 2015

By: /s/ Miguel Dotres
Miguel Dotres, President and Director
(Principal Executive Officer)

Date: August 24, 2015

By: /s/ Miguel Dotres
Miguel Dotres, Chief Financial Officer
(Principal Financial and Accounting Officer)

PETRUS RESOURCES CORPORATION

FINANCIAL STATEMENTS

December 31, 2014 and 2013

Messineo & Co, CPAs LLC 2471 N McMullen Booth Rd, Ste. 302 Clearwater, FL 33759-1362 T: (518) 530-1122 F: (727) 674-0511

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders:
Petrus Resources Corporation

We have audited the balance sheets of Petrus Resources Corporation as of December 31, 2014 and 2013 and the related statement of operation, changes in stockholder's deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on my audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements were free of material misstatement.  The Company was not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Petrus Resources Corporation as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has no revenues from operation, has not developed operations and is requiring traditional financing or equity funding to implement its business plan, or merge with an operating company.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Further information and management's plans in regard to this uncertainty were also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Messineo & Co, CPAs, LLC
Clearwater, Florida
August 24, 2015

Petrus Resources Corporation
Balance Sheets

	December 31,
	2014	2013
ASSETS

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$4,215	$750
Related party payable	11,929	4,129
Total current liabilities	16,144	4,879

Stockholders' deficit
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 8,000,000 shares issued and outstanding	800	800
Additional paid in capital	-	-
Deficit accumulated during the development stage	(16,944)	(5,679)
Total stockholders' deficit	(16,144)	(4,879)

Total liabilities and stockholders' deficit	$-	$-

See auditor's report and notes to the audited financial statements.

Petrus Resources Corporation
Statements of Operations

	Year ended December 31,
	2014	2013

Revenues	$-	$-

Operating expenses
General and administrative	11,265	1,150
Total operating expenses	11,265	1,150

Net loss	$(11,265)	$(1,150)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average shares outstanding	8,000,000	8,000,000

See auditor's report and notes to the audited financial statements.

Petrus Resources Corporation
Statement of Changes in Stockholders' Equity (Deficit)

	Preferred Stock		Common Stock		Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

Balance, December 31, 2012	-	-	8,000,000	800	-	(4,529)	(3,729)

Net loss, year ending December 31, 2013	-	-	-	-	-	(1,150)	(1,150)

Balance, December 31, 2013	-	-	8,000,000	$800	$-	$(5,679)	$(4,879)

Net loss, year ending December 31, 2014	-	-	-	-	-	(11,265)	(11,265)

Balance, December 31, 2013	-	$-	8,000,000	$800	$-	$(16,944)	$(16,144)

See auditor's report and notes to the audited financial statements.

Petrus Resources Corporation
Statements of Cash Flows

	Year ended December 31,
	2014	2013
Cash flows from operating activities
Net loss	$(11,265)	$(1,150)
Changes in operating liability:
Accounts payable	3,465	750
Payments by related party	7,800	400
Net cash used in operating activities	-	-

Cash flows from investing activities	-	-

Cash flows from financing activities	-	-

Net change in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See auditor's report and notes to the audited financial statements.

PETRUS RESOURCES CORPORATION
Notes to Financial Statements
December 31, 2014 and 2013

Note 1 - Nature of Business

Petrus Resources Corporation (the Company) was incorporated under the laws of the State of Delaware on March 2, 2011 with the principal business objective of merging with or being acquired by another entity and is therefore a blank check company. The Company currently has limited operations.  The Company has had no significant operating activities since inception and has no operating history other than organizational matters.

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2014 or 2013.

Income taxes

The Company accounts for income taxes under ASC 740 "Income Taxes" which codified SFAS 109, "Accounting for Income Taxes" and FIN 48 "Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No.  109." Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2014 and 2013.

PETRUS RESOURCES CORPORATION
Notes to Financial Statements
December 31, 2014 and 2013

FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

•	Level 1. Observable inputs such as quoted prices in active markets;
•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3. Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities measured at fair value as of December 31, 2014 or 2013. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the periods ended December 31, 2014 or 2013.

Earnings Per Share Information

FASB ASC 260, "Earnings Per Share" provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.  Basic and diluted loss per share were the same, at the reporting dates, as there were no common stock equivalents outstanding.

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

PETRUS RESOURCES CORPORATION
Notes to Financial Statements
December 31, 2014 and 2013

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

Going concern

The Company incurred a net operating loss of $11,265 and $1,150 for the years ending December 31, 2014 and 2013.  The Company has a history of losses that result in accumulated deficit of $16,944 and negative working capital of $16,144, as of December 31, 2014. The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company has minimal cash and no material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The officers and directors have committed to advancing certain operating costs of the Company.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future consolidated financial statements.

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as "Development Stage Entities" (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity.   Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.  The Company has adopted this standard.

PETRUS RESOURCES CORPORATION
Notes to Financial Statements
December 31, 2014 and 2013

Note 3 - Stockholders' Equity

Preferred Stock

The authorized preferred stock of the Company consists of 25,000,000 shares with a $0.0001 par value. We have not issued preferred shares since inception on March 2, 2011.

Common stock

The authorized common stock of the Company consists of 100,000,000 shares with a $0.0001 par value.

The Company issued 8,000,000 shares, valued at par, as a repayment of related party advances at inception.

There were 8,000,000 shares issued and outstanding as of December 31, 2014 and 2013.

Net loss per common share

Net loss per share is computed using the basic and diluted weighted average number of common shares outstanding during the period.  The weighted-average number of common shares outstanding during each period is used to compute basic loss per share.  Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding unless common stock equivalent shares are anti-dilutive.  Dilutive potential common shares are additional common shares assumed to be exercised. Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the years ended December 31, 2014 or 2013.

Note 4 - Income Taxes

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Under ACS 740 "Income Taxes," when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended December 31, 2014 or 2013 applicable under ACS 740.  As a result of the adoption of ACS 740, we did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.

PETRUS RESOURCES CORPORATION
Notes to Financial Statements
December 31, 2014 and 2013

The component of the Company's deferred tax asset as of December 31, 2014 and 2013 are as follows:

	December 31, 2014	December 31, 2013
Net operating loss carry forward	$16,944	$5,679
Valuation allowance	(16,944)	(5,679)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the 35% statutory rate to the income tax recorded is as follows:

	December 31, 2014	December 31, 2013
Net operating loss carry forward	$6,400	$2,100
Valuation allowance	(6,400)	(2,100)
Net deferred tax asset	$-	$-

The Company did not pay any income taxes during the periods ended December 31, 2014 or 2013.

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

At inception on March 2, 2011, the Company issued 8,000,000 common shares valued at par to our sole officer and director as a partial repayment for expenses paid on behalf of the company. Related party advances totaled $7,800 and $400 during the years ended December 31, 2014 and 2013. These advances carry no interest, are due on demand and as such are included in current liabilities. Imputed interest has been considered, but was determined to be immaterial to the financial statements as a whole.

PETRUS RESOURCES CORPORATION
Notes to Financial Statements
December 31, 2014 and 2013

Note 6 - Warrants and Options

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

Note 7 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date of this filing and determined there are no events to disclose.