Form 10-Q
period 2015-03-31
Petrus Resources Corp
filed 2015-08-31
CIK 1530244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

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

Registrant’s telephone number, including area code: (941) 347-7380

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 31, 2015 the registrant had 8,000,000 issued and outstanding shares of common stock.

PETRUS RESOURCES CORPORATION.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

The Financial Statements of the Company required to be filed with this Quarterly Report on Form 10-Q were prepared by management and commence on the following page, together with related Notes.  In the opinion of management, these Financial Statements fairly present the financial condition of the Company, but should be read in conjunction with the Financial Statements of the Company for the year ended December 31, 2014 previously filed in a 10K with the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the three months ended March 31, 2015 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2015.

PETRUS RESOURCES CORPORATION
FINANCIAL STATEMENTS

March 31, 2015

Petrus Resources Corporation
Balance Sheets

	March 31, 2015 (unaudited)	December 31, 2014 (audited)
ASSETS

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$4,215	$4,215
Related party payable	11,929	11,929
Total current liabilities	16,144	16,144

Stockholders' deficit
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 8,000,000 shares issued and outstanding	800	800
Additional paid in capital	-	-
Deficit accumulated during the development stage	(16,944)	(16,944)
Total stockholders' deficit	(16,144)	(16,144)

Total liabilities and stockholders' deficit	$-	$-

See accompanying notes to unaudited financial statements.

Petrus Resources Corporation
Statements of Operations (unaudited)

	Three months ended March 31,
	2015		2014
Revenues		$-	$-

Operating expenses
General and administrative		-	2,350
Total operating expenses		-	2,350

Net loss	$	(-)	$(2,350)

Basic and diluted loss per common share		$(0.00)	$(0.00)

Basic and diluted weighted average shares outstanding		8,000,000	8,000,000

See accompanying notes to unaudited financial statements.

Petrus Resources Corporation
Statements of Cash Flows (unaudited)

Three months ended March 31,
	2015	2014
Cash flows from operating activities
Net loss	$-	$(2,350)
Changes in operating liability:
Accounts payable	-	(150)
Related party payable	-	2,500
Net cash used in operating activities	-	-

Cash flows from investing activities	-	-

Net cash provided by financing activities	-	-

Net change in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activity
Common stock issued as payment of related party payable	$-	$-

See accompanying notes to unaudited financial statements.

 PETRUS RESOURCES CORPORATION
Notes to Financial Statements
(unaudited)
March 31, 2015

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of March 31, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2014 audited financial statements.  The results of operations for the periods ended March 31, 2015 and 2014 are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SUBSEQUENT EVENTS

On August 24, 2015, Petrus Resources Corporation announced it has signed a letter of intent with Fort Lauderdale based Waters Club Worldwide Inc. ("WCW") to enter into a share exchange and plan of reorganization that will result in WCW shareholders owning approximately 85 percent of the outstanding shares of common stock and all shares of the preferred stock of the reorganized Company. The transaction is subject to the execution of definitive documents, an effective registration statement with the SEC and the reconfirmation of investors in the Company's offering and approval of the Company's shareholders.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company is in its initial stages of development with no revenues or income and is subject to all the risks inherent in the creation of a new business.  Since the Company's principal activities to date have been limited to organizational activities and prospect development, it has no record of any revenue-producing operations.  Consequently, there is no operating history upon which to base an assumption that the Company will be able to achieve its business plans.

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

Results of Operations

We have had no operating revenues since our inception on March 2, 2011 through March 31, 2015, and have been inactive, incurring $0 operating expenses for the three months ending March 31, 2015. Our activities have been primarily financed from the proceeds of share subscriptions and shareholder advances.

For the three months ended March 31, 2015, professional fees and filing expenses were $0, compared to $2,350 for the three months ended March 31, 2014.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not Required

Item 4T.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures were not effective.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness.

Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls as of the end of the period covered by the report and up to the filing date of this Quarterly Report on Form 10-Q. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.  It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

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

Petrus Resources Corporation

Date: August 31, 2015	By: /s/ Miguel Dotres
President, CEO, and Director