Form 10-Q
period 2015-06-30
Petrus Resources Corp
filed 2015-08-31
CIK 1530244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

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

PETRUS RESOURCES CORPORATION.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

The Financial Statements of the Company required to be filed with this Quarterly Report on Form 10-Q were prepared by management and commence on the following page, together with related Notes.  In the opinion of management, these Financial Statements fairly present the financial condition of the Company, but should be read in conjunction with the Financial Statements of the Company for the year ended December 31, 2014 previously filed in a 10K with the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the six months ended June 30, 2015 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2015.

PETRUS RESOURCES CORPORATION

FINANCIAL STATEMENTS
June 30, 2015

Petrus Resources Corporation
Balance Sheets

	June 30, 2015 (unaudited)	December 31, 2014 (audited)
ASSETS

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$4,215	$4,215
Related party payable	11,929	11,929
Total current liabilities	16,144	16,144

Stockholder's deficit
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 8,000,000 shares issued and outstanding	800	800
Additional paid in capital	-	-
Deficit accumulated during the development stage	(16,944)	(16,944)
Total stockholder's deficit	(16,144)	(16,144)

Total liabilities and stockholder's deficit	$-	$-

See accompanying notes to unaudited financial statements.

Petrus Resources Corporation
Statements of Operations (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Revenue	$-	$-	$-	$-

General and administrative	-	-	-	2,350
Total operating expenses	-	-	-	2,350

Net loss	$-	$-	$-	$(2,350)

Basic and diluted loss per common share	$0.00	$0.00	$0.00	$0.00

Weighted average shares outstanding	8,000,000	8,000,000	8,000,000	8,000,000

See accompanying notes to unaudited financial statements.

Petrus Resources Corporation
Statements of Cash Flows (unaudited)

Six months ended June 30,
	2015	2014
Cash flows from operating activities
Net loss	$-	$(2,350)
Changes in operating liability:
Accounts payable	-	-
Related party payable		2,500
Net cash used in operating activities	-	-

Cash flows from investing activities	-	-

Net cash provided by financing activities	-	-

Net change in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to unaudited financial statements.

PETRUS RESOURCES CORPORATION
Notes to Financial Statements
(unaudited)
June 30, 2015

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of June 30, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2014 audited financial statements.  The results of operations for the periods ended June 30, 2015 and 2014 are not necessarily indicative of the operating results for the full years.

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

Results of Operations

We have had no operating revenues since our inception on March 2, 2011 through June 30, 2015, and have been inactive, incurring $0 operating expenses for the three and six months ending June 30, 2015. Our activities have been primarily financed from the proceeds of share subscriptions and loans.

For the six months ended June 30, 2015, professional fees and filing expenses were $0, compared to $2,350 for the six months ended June 30, 2015.

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