Form 10-Q
period 2015-09-30
Petrus Resources Corp
filed 2015-12-01
CIK 1530244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of  November 30, 2015 the registrant had 8,000,000 issued and outstanding shares of common stock.

PETRUS RESOURCES CORPORATION.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

The Financial Statements of the Company required to be filed with this Quarterly Report on Form 10-Q were prepared by management and commence on the following page, together with related Notes.  In the opinion of management, these Financial Statements fairly present the financial condition of the Company, but should be read in conjunction with the Financial Statements of the Company for the year ended December 31, 2014 previously filed in a 10K with the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the nine months ended September 30, 2015 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2015.

PETRUS RESOURCES CORPORATION

FINANCIAL STATEMENTS
September 30, 2015

Petrus Resources Corporation
Balance Sheets

	September 30, 2015 (unaudited)	December 31, 2014
ASSETS

Total assets	$-	$-

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities
Accounts payable	$4,215	$4,215
Related party payable	18,789	11,929
Total current liabilities	23,004	16,144

Stockholder's deficit
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; none issued or outstanding; respectively	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 8,000,000 shares issued and outstanding; respectively	800	800
Additional paid in capital	-	-
Accumulated deficit	(23,804)	(16,944)
Total stockholder's deficit	(23,004)	(16,144)

Total liabilities and stockholder's deficit	$-	$-

See accompanying notes to unaudited financial statements.

Petrus Resources Corporation
Statements of Operations (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue	$-	$-	$-	$-

Operating expenses
General and administrative	6,860	4,400	6,860	6,750
Total operating expenses	6,860	4,400	6,860	6,750

Net loss	$(6,860)	$(4,400)	$(6,860)	$(6,750)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding- Basic and Diluted	8,000,000	8,000,000	8,000,000	8,000,000

See accompanying notes to unaudited financial statements.

Petrus Resources Corporation
Statements of Cash Flows (unaudited)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(6,860)	$(6,750)
Changes in operating liability:
Accounts payable	-	(250)
Related party payable	6,860	7,000
Net cash used in operating activities	-	-

Net change in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to unaudited financial statements.

 PETRUS RESOURCES CORPORATION
Notes to Financial Statements
September 30, 2015
(Unaudited)

NOTE 1 – FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of September 30, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2014 audited financial statements.  The results of operations for the periods ended September 30, 2015 and 2014 are not necessarily indicative of the operating results for the full years.

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

 PETRUS RESOURCES CORPORATION
Notes to Financial Statements
September 30, 2015
(Unaudited)

NOTE 3 – RELATED PARTY TRANSACTIONS

As of September 30, 2015, the Company owed a related party in the amount of $18,789 to Miguel Dotres, sole director, for payment of the Company's expenses. The amount payable is non-interest bearing and due on demand.

NOTE 4 – SUBSEQUENT EVENTS

Effective November 18, 2015, the Registrant dismissed Messineo & Co, CPAs, LLC ("Messineo"), which did audit Registrant's year-end financial statements for the years ended December 31, 2014 and 2013 and perform procedures related to the financial statements included in the Registrant's quarterly reports on Form 10-Q for the periods ended March 31, 2015 and June 30, 2015. The change in the Registrant's auditors was recommended and approved by the Board of Directors of the Registrant.

On November 18, 2015, and effective the same date, on the recommendation of the Registrant's Board of Directors, the Registrant engaged MaloneBailey, LLP, as its independent registered audit firm to audit the Registrant's financial statements for the fiscal year ended December 31, 2015 and to perform procedures related to the financial statements included in the Registrant's quarterly reports on Form 10-Q, beginning with the quarter ending September 30, 2015.

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

Results of Operations

We have had no operating revenues since our inception on March 2, 2011 through September 30, 2015, and have incurred operating expenses in the amount of $23,804 for the same period. Our activities have been primarily financed from the proceeds of share subscriptions and loans.

For the nine months ended September 30, 2015, professional fees and filing expenses were $6,860, compared to 6,750 for the nine months ended September 30, 2014.

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

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

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

Petrus Resources Corporation

Date: November 30, 2015	By: /s/ Miguel Dotres
President, CEO, and Director