Form 10-K
period 2015-12-31
Petrus Resources Corp
filed 2016-03-30
CIK 1530244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Common Stock, $0.0001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐    . No  ☑   .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐     . No ☑     .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     . No ☐  .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐     .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

For the year ended December 31, 2015, the issuer had no revenues.

As of December 31, 2015, there was no trading market for the issuer's common stock, $.0001 par value.

The number of shares outstanding of the issuer's common stock, $.0001 par value, as of March 30, 2016 was 8,000,000 shares.

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

Number of Total Employees and Number of Full Time Employees

Petrus Resources Corporation plans to rely exclusively on the services of our officers and directors to establish business operations and perform or supervise the minimal services required at this time. We believe that our operations are currently on a small scale and manageable by us. There are no full or part-time employees. The responsibilities are mainly administrative at this time, as our operations are minimal.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

As of December 31, 2015, there were no outstanding or unresolved staff comments on the company.

ITEM 2. PROPERTIES.

We use a corporate office located at 15321 NW 60th St Suite 109 Miami Lakes, FL 33014. Office space, utilities and storage are currently being provided by our president Miguel Dotres free of charge at the present time at this address. There are currently no proposed programs for the renovation, improvement or development of the facilities currently in use.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information. As of March 25, 2016 our Common Stock is not trading on any public trading market or stock exchange. No assurance can be given that any market for our Common Stock will ever develop.

(b) Holders. As of March 25, 2016, there are 2 record holder of all of our issued and outstanding shares of Common Stock.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Results of operations

We did not report any revenues for either 2015 or 2014. Our total operating expenses decreased by 17% for 2015 as compared to 2014. Total operating expenses for 2015 was 9,325 and $11,265 for 2014.  This decrease is primarily attributable lower Professional fees, which includes legal, accounting and EDGAR fees.  We expect that our total operating expenses will increase substantially in 2016, both as a result of increased costs associated with our SEC reporting obligations as well as the expected  merger with a target company.  We are not able at this time to quantify the amount of the expected increase, however, as there are a number of factors beyond our control, including access to sufficient capital to continue to implement our business plan, which may materially impact our operating expenses in 2016.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. At December 31, 2015 we had  no cash on hand and a working capital deficit of $26,269 as compared to cash on hand of $0 and a working capital deficit of $16,944 at December 31, 2014. Our principal sources of operating capital have been loans from related parties totaling $18,789 as of December 31, 2015.

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

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of December 31, 2015.

Off-Balance Sheet Arrangements

As of December 31, 2015, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On November 18, 2015, the Registrant dismissed Messineo & Co, CPAs, LLC and effective the same date, on the recommendation of the Registrant's Board of Directors, the Registrant engaged MaloneBailey, LLP, as its new independent registered audit firm.

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

(b) Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2015, our internal control over financial reporting is not effective based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report."

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of December 31, 2012:

Name	Age	Position	Period of Service(1)

Rory O'Dare(3)	57	President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Director	Inception – November 8, 2013

Miguel Dotres(1) (2)	45	President, Treasurer, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Director	November 8, 2013-Current

Stefanie E. Wheeler (4)	60	Secretary	May 15, 2014 –October 1, 2014

Arlette Bransfield (5)	25	Secretary	October 2, 2014 – Current

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

Miguel Dotres, Sole Officer and Director age 45

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the "Reporting Persons") to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended December 31, 2015 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

Code of Ethics

We have not adopted a Code of Ethics given our limited operations. We expect that our Board of Directors following a merger or other acquisition transaction will adopt a Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION.

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)

Rory O'Dare	2011	-	-	-	-	-	-	-
Officer and Director	2012	-	-	-	-	-	-	-
	2013	-	-	-	-	-	-	-

Miguel Dotres	2013	-	-	-	-	-	-	-
Officer and Director	2014	-	-	-	-	-	-	-
	2015	-	-	-	-	-	-	-

Stefanie E. Wheeler Secretary	2014	-	-	-	-	-	-	-

Arlette Bransfield	2014	-	-	-	-	-	-	-
Secretary	2015	-	-	-	-	-	-	-

Miguel Dotres is our sole officer and director.  Mr. Dotres does not receive any regular compensation for his services rendered on our behalf. Mr. Dotres did not receive any compensation during the years ended December 31, 2015, 2014 and 2013.  No officer or director is required to make any specific amount or percentage of his business time available to us.   To date Mr. Dotres has spent a nominal amount of time providing services for the corporation and therefore no compensation is required.

Director Compensation

We do not currently pay any cash fees to our director, nor do we pay director's expenses in attending board meetings.

Employment Agreements

We are not a party to any employment agreements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of December 31, 2015 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer, director, each person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and directors as a group.

		Amount of	Percent of Class
Title Of Class	Name, Title and Address of Beneficial Owner of Shares	Beneficial Ownership	Before Offering	After Offering

Common	Miguel Dotres, President, President, Treasurer and Director	4,500,000	56.00%	0.00%

	Arlette Bransfield, Secretary	3,500,000	44.00%	0.00%

	All Directors and Officers as a group (1)	8,000,000	100.00%	0.00%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

As of December 31, 2015, our Board of Directors consists solely of Miguel Dotres. He is not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.

Various related party transactions are reported throughout the notes to our financial statements and should be considered incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

As of November 18, 2015 Malone Bailey, LLP,is our independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Malone Bailey, LLP, for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $4,000 and $0 for 2015 and 2014, respectively.

Audit-Related Fees

There were no fees billed by Messineo & Co., CPAs, LLC or Malone Bailey, LLP, for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the fiscal years ended December 31, 2015 and 2014, respectively.

Tax Fees

The aggregate fees billed by Messineo & Co., CPAs, LLC or Malone Bailey, LLP, for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended December 31, 2015 and 2014, respectively.

There were no fees billed by Messineo & Co., CPAs, LLC or Malone Bailey, LLP, for other products and services for the fiscal years ended December 31, 2015 and 2014, respectively.

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

Date: March 30, 2016

By: /s/ Miguel Dotres
Miguel Dotres, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2016

By: /s/ Miguel Dotres
Miguel Dotres, President and Director
(Principal Executive Officer)

Date: March 30, 2016

By: /s/ Miguel Dotres
Miguel Dotres, Chief Financial Officer
(Principal Financial and Accounting Officer)

PETRUS RESOURCES CORPORATION

FINANCIAL STATEMENTS

December 31, 2015 and 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Petrus Resources Corporation
Miami Lakes, FL

We have audited the accompanying balance sheets of Petrus Resources Corporation (the "Company") as of December 31, 2015 and 2014 and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and negative operating cash flows which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
March 30, 2016

Petrus Resources Corporation
Balance Sheets

	December 31,
	2015	2014
ASSETS

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$6,680	$4,215
Related party payable	18,789	11,929
Total current liabilities	25,469	16,144

Stockholders' deficit
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 8,000,000 shares issued and outstanding	800	800
Accumulated deficit	(26,269)	(16,944)
Total stockholders' deficit	(25,469)	(16,144)

Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these financial statements

Petrus Resources Corporation
Statements of Operations

	Year ended December 31,
	2015	2014
Revenues	$-	$-

Operating expenses
General and administrative	9,325	11,265
Total operating expenses	9,325	11,265

Net loss	$(9,325)	$(11,265)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	8,000,000	8,000,000

The accompanying notes are an integral part of these financial statements

Petrus Resources Corporation
Statements of Changes in Stockholders' Deficit
For the Years Ended December 31, 2015 and December 31, 2014

	Preferred Stock		Common Stock		Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2013	-	$-	8,000,000	$800	$-	$(5,679)	$(4,879)

Net loss, year ending December 31, 2014	-	-	-	-	-	(11,265)	(11,265)
Balance, December 31, 2014	-	$-	8,000,000	$800	$-	$(16,944)	$(16,144)

Net loss, year ending December 31, 2015	-	-	-	-	-	(9,325)	(9,325)
Balance, December 31, 2015	-	$-	$8,000,000	$800	$-	$26,269	$25,469

The accompanying notes are an integral part of these financial statements

Petrus Resources Corporation
Statements of Cash Flows

	Year ended December 31,
	2015	2014
Cash flows from operating activities
Net loss	$(9,325)	$(11,265)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating liabilities:
Accounts payable	2,465	3,465
Related party payable	6,860	7,800
Net cash used in operating activities	-	-

Net change in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

PETRUS RESOURCES CORPORATION
Notes to Financial Statements
December 31, 2015 and 2014

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

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as "Development Stage Entities" (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity.   Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.  The Company has adopted this standard and eliminated inception-to-date column.

Note 2 - Significant Accounting Policies

Use of estimates

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

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the Company's financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2015 and 2014.

Related Parties

The Company follows ASC 850, "Related Party Disclosures," for the identification of related parties and disclosure of related party transactions.

PETRUS RESOURCES CORPORATION
Notes to Financial Statements
December 31, 2015 and 2014

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2015 and 2014.

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

The Company does not have any assets or liabilities measured at fair value as of December 31, 2015 and 2014. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the periods ended December 31, 2015 and 2014.

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

PETRUS RESOURCES CORPORATION
Notes to Financial Statements
December 31, 2015 and 2014

Going concern

The Company incurred a net operating loss of $9,325 and $11,265 for the years ending December 31, 2015 and 2014, respectively.  The Company has a history of losses that result in accumulated deficit of $26,269 and negative working capital of $25,469, as of December 31, 2015. The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company has minimal cash and no material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The officers and directors have committed to advancing certain operating costs of the Company.

Recent Accounting Pronouncements

The Company's management has considered all recent accounting pronouncements. Management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

Note 3 - Stockholders' Deficit

Preferred Stock

The authorized preferred stock of the Company consists of 25,000,000 shares with a $0.0001 par value. The Company has not issued any preferred shares.

Common stock

The authorized common stock of the Company consists of 100,000,000 shares with a $0.0001 par value.

The Company issued 8,000,000 shares, valued at par, as a repayment of related party advances at inception.

There were 8,000,000 shares issued and outstanding as of December 31, 2015 and 2014.

PETRUS RESOURCES CORPORATION
Notes to Financial Statements
December 31, 2015 and 2014

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended December 31, 2015 or 2014 applicable under ACS 740.  As a result of the adoption of ACS 740, we did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.

The component of the Company's deferred tax asset as of December 31, 2015 and 2014 are as follows:

	December 31, 2015	December 31, 2014
Net operating loss carry forward	$26,269	$16,944
Valuation allowance	(26,269)	(16,944)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the 34% statutory rate to the income tax recorded is as follows:

	December 31, 2015	December 31, 2014
Net operating loss carry forward	$8,931	$5,761
Valuation allowance	(8,931)	(5,761)
Net deferred tax asset	$-	$-

The Company did not pay any income taxes during the periods ended December 31, 2015 and 2014.

The net federal operating loss carry forward will begin to expire in 2032.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

PETRUS RESOURCES CORPORATION
Notes to Financial Statements
December 31, 2015 and 2014

Note 5 - Related Party Transactions

The Company neither owns nor leases any real or personal property.  The sole officer of the Company provides office services without charge.

At inception on March 2, 2011, the Company issued 8,000,000 common shares valued at par to our sole officer and director as a partial repayment for expenses paid on behalf of the company.

As of December 31, 2015 and 2014 the Company owed advances of $18,789 and $11,929, respectively to the sole officer of the Company. These advances carry no interest and are due on demand.