Form 10-Q
period 2016-03-31
Petrus Resources Corp
filed 2016-07-15
CIK 1530244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 15, 2016 the registrant had 8,000,000 issued and outstanding shares of common stock.

PETRUS RESOURCES CORPORATION.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

The Financial Statements of the Company required to be filed with this Quarterly Report on Form 10-Q were prepared by management and commence on the following page, together with related Notes.  In the opinion of management, these Financial Statements fairly present the financial condition of the Company, but should be read in conjunction with the Financial Statements of the Company for the year ended December 31, 2015 previously filed in a 10K with the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the three months ended March 31, 2016 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2016.

PETRUS RESOURCES CORPORATION
FINANCIAL STATEMENTS

March 31, 2016

Petrus Resources Corporation

Balance Sheets
Unaudited

	March 31, 2016	December 31, 2015
ASSETS

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$5,180	$6,680
Related party payable	22,789	18,789
Total current liabilities	27,969	25,469

Stockholders' deficit
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 8,000,000 shares issued and outstanding	800	800
Additional paid-in capital	-	-
Accumulated deficit	(28,769)	(26,269)
Total stockholders' deficit	(27,969)	(25,469)

Total liabilities and stockholders' deficit	$-	$-

See accompanying notes to unaudited financial statements.

Petrus Resources Corporation
Statements of Operations Unaudited

	Three months ended March 31,
	2016	2015

Revenues	$-	$-

Operating expenses
General and administrative	2,500	-
Total operating expenses	2,500	-

Net loss	$(2,500)	$-

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	8,000,000	8,000,000

See accompanying notes to unaudited financial statements.

Petrus Resources Corporation
Statements of Cash Flows Unaudited

	Three months ended March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(2,500)	$-
Changes in operating liability:
Accounts payable	2,500	-

Net cash used in operating activities	-	-

Net change in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activity
Related party payable	$4,000	$-

See accompanying notes to unaudited financial statements.

 PETRUS RESOURCES CORPORATION
Notes to Financial Statements
(unaudited)
March 31, 2016

NOTE 1  - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required to be included in a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016. The accompanying unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company's 2015 Annual Report filed with the SEC on March 30, 2016.

NOTE 2 – GOING CONCERN

The Company's unaudited interim financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

 PETRUS RESOURCES CORPORATION
Notes to Financial Statements
(unaudited)
March 31, 2016

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property.  The officer of the Company provides office services without charge. At inception on March 2, 2011, the Company issued 8,000,000 common shares valued at par to our sole officer and director as a partial repayment for expenses paid on behalf of the company.

During the three months March 31, 2016, the CEO paid bills on behalf of the Company in the amount of $4,000. As of March 31, 2016 the Company owed advances of $22,789, to the CEO of the Company. These advances carry no interest and are due on demand

NOTE 4 – SHARE EXCHANGE AND PLAN OF REORGANIZATION

On March 3, 2016, we entered into a Share Exchange and Plan of Reorganization ("Agreement" or the "Share Exchange") with The Waters Club Worldwide, Inc. WCW is a private company incorporated in Florida in 2014, with offices at 401 East Las Olas Blvd., Suite 1400, Fort Lauderdale, Florida 33301. At the closing of the Agreement (which is contingent upon the effectiveness of this post-effective amendment to our registration statement and a 80% reconfirmation vote under Rule 419 and other closing conditions), pursuant to the terms of the Agreement, 8,000,000 shares of our common stock, par value $0.0001 per share will be issued to WCW shareholders holding 100% of the issued and outstanding common shares of WCW. Upon completion of the foregoing transactions, (i) WCW will become our wholly-owned subsidiary, (ii) WCW's common stockholders will acquire 82% of our issued and outstanding common stock in exchange for their shares of WCW Common Stock, and (iii) we will change our name to The Waters Club Worldwide, Inc. As of March 31, 2016 the Agreement with WCW has not closed.

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

Liquidity and Capital Resources

During the three months ended March 31, 2016, we utilized cash in the amount of $2,500, for operating activities compared to utilizing cash of $0 for the three months ended March 31, 2015.   Cash used in operating activity during the three months ended March 31, 2016 included a net loss of $2,500 compared to a net loss of $0 for the three months ended March 31, 2015. The net loss for the three months ended March 31, 2016 included a charge of $2,500 for audit fees. We had no accounts receivable and accounts payable increased by $1,500.

Critical Accounting Policy and Estimates

Our interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

We have had no operating revenues, and have an accumulated deficit of $28,769. Our activities have been primarily financed from the proceeds of share subscriptions and loans.

For the three months ended March 31, 2016, professional fees and filing expenses were $2,500, compared to $0 for the three months ended March 31, 2015 the increase is due to new audit firm.

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

Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the three months March 31, 2016  through the filing date of the quarterly Form 10-Q. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.  It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Petrus Resources Corporation

Date: July 15, 2016	By: /s/ Miguel Dotres
President, CEO, and Director