Form 10-Q
period 2016-06-30
Petrus Resources Corp
filed 2016-09-16
CIK 1530244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 15, 2016 the registrant had 8,000,000 issued and outstanding shares of common stock.

PETRUS RESOURCES CORPORATION.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

The Financial Statements of the Company required to be filed with this Quarterly Report on Form 10-Q were prepared by management and commence on the following page, together with related Notes.  In the opinion of management, these Financial Statements fairly present the financial condition of the Company, but should be read in conjunction with the Financial Statements of the Company for the year ended December 31, 2015 previously filed in a 10K with the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the six months ended June 30, 2016 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2016.

PETRUS RESOURCES CORPORATION
FINANCIAL STATEMENTS
June 30, 2016

Petrus Resources Corporation
Balance Sheets (Unaudited)

	June 30, 2016	December 31, 2015
ASSETS

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$6,680	$6,680
Related party payable	22,789	18,789
Total current liabilities	29,469	25,469

Stockholders' deficit
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 8,000,000 shares issued and outstanding	800	800
Additional paid in capital	-	-
Accumulated deficit	(30,269)	(26,269)
Total stockholders' deficit	(29,469)	(25,469)

Total liabilities and stockholders' deficit	$-	$-

See accompanying notes to unaudited financial statements.
..

\

Petrus Resources Corporation
Statements of Operations (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue	$-	$-	$-	$-

Operating Expenses
General and administrative	1,500	-	4,000	-
Total operating expenses	1,500	-	4,000	-

Net loss	$(1,500)	$-	$(4,000)	$-

Basic and diluted net loss per common share	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average shares outstanding – basic and diluted	8,000,000	8,000,000	8,000,000	8,000,000

See accompanying notes to unaudited financial statements.

Petrus Resources Corporation
Statements of Cash Flows (Unaudited)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(4,000)	$-
Changes in operating liability:
Increase in accounts payable	4,000	-
Net cash used in operating activities	-	-

Net change in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activity
Due to related party for expenses paid on behalf of the Company	$4,000	$-

See accompanying notes to unaudited financial statements.

 PETRUS RESOURCES CORPORATION
Notes to Financial Statements
(unaudited)
June 30, 2016

NOTE 1  - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required to be included in a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016. The accompanying unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company's 2015 Annual Report filed with the SEC on March 30, 2016.

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

 PETRUS RESOURCES CORPORATION
Notes to Financial Statements
(unaudited)
June 30, 2016

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property.  The officers of the Company provides office services without charge. At inception on March 2, 2011, the Company issued 8,000,000 common shares valued at par to our sole officer and director as a partial repayment for expenses paid on behalf of the company.
During the six months June 30, 2016, the CEO paid bills on behalf of the Company in the amount of $4,000.  As of June 30, 2016 the Company owed advances of $22,789, to Miguel Dotres one of the officers of the Company. These advances are unsecured, carry no interest, and are due on demand.

NOTE 4 – SHARE EXCHANGE AND PLAN OF REORGANIZATION

On March 3, 2016, we entered into a Share Exchange and Plan of Reorganization ("Agreement" or the "Share Exchange") with The Waters Club Worldwide, Inc. WCW is a private company incorporated in Florida in 2014, with offices at 401 East Las Olas Blvd., Suite 1400, Fort Lauderdale, Florida 33301. At the closing of the Agreement (which is contingent upon the effectiveness of this post-effective amendment to our registration statement and a 80% reconfirmation vote under Rule 419 and other closing conditions), pursuant to the terms of the Agreement, 8,000,000 shares of our common stock, par value $0.0001 per share will be issued to WCW shareholders holding 100% of the issued and outstanding common shares of WCW. Upon completion of the foregoing transactions, (i) WCW will become our wholly-owned subsidiary, (ii) WCW's common stockholders will acquire 82% of our issued and outstanding common stock in exchange for their shares of WCW Common Stock, and (iii) we will change our name to The Waters Club Worldwide, Inc. As of June 30, 2016 the Agreement with WCW has not closed.

NOTE 5 – SUBSEQUENT EVENTS

Subsequent to June 30, 2016, the CEO paid bills on behalf of the Company in the amount of $1,000

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

Liquidity and Capital Resources

During the six months ended June 30, 2016 and 2015, cash used in operating activities was $nil. Cash used in operating activity during the six months ended June 30, 2016 included a net loss of $4,000 compared to a net loss of $0 for the six months ended June 30, 2015. The net loss for the six months ended June 30, 2016 included a charge of $4,000 for audit fees. We had a non-cash item in the amount of $4,000 due to related party for expenses paid on behalf of the Company.

Results of Operations

We have had no operating revenues, and have an accumulated deficit of $30,269. Our activities have been primarily financed from the proceeds of share subscriptions and loans.

For the three months ended June 30, 2016, professional fees and filing expenses were $1,500, compared to $0 for the three months ended June 30, 2015.  For the six months ended June 30, 2016, professional fees and filing expenses were $4,000, compared to $0 for the six months ended June 30, 2015.  The increase is due to new audit firm fees.

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

Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the six months June 30, 2016 through the filing date of the quarterly Form 10-Q

PART II - OTHER INFORMATION

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

Petrus Resources Corporation

Date: September 16, 2016	By: /s/ Miguel Dotres
President, CEO, and Director